Form 10-Q
period 2026-09-30
MSG Rangers Corp.
filed 2026-11-06
CIK 2132873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-43449
MSG RANGERS CORP.
(Exact name of registrant as specified in its charter)

Nevada	42-2203884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Penn Plaza	,	New York	,	NY	10121
(Address of principal executive offices)					(Zip Code)

Registrant’s telephone number, including area code: (212) 465-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MSGR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 30, 2026:

Class A Common Stock par value $0.01 per share	—	9,794,755
Class B Common Stock par value $0.01 per share	—	2,264,754

MSG RANGERS CORP.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG RANGERS CORP.
COMBINED BALANCE SHEETS
(in thousands)

	September 30, 2026	June 30, 2026
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$51	$160
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2026 and June 30, 2026	8,258	9,033
Net related party receivables	44,518	13,399
Prepaid expenses	56,943	32,666
Other current assets	8,540	13,430
Total current assets	118,310	68,688
Property and equipment, net of accumulated depreciation and amortization of $42,104 and $41,528 as of September 30, 2026 and June 30, 2026, respectively	22,568	22,944
Right-of-use lease assets	266,568	266,802
Indefinite-lived intangible assets	20,378	20,378
Goodwill	76,423	76,423
Deferred tax assets, net	49,793	42,374
Other assets	47,843	19,685
Total assets	$601,883	$517,294
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$2,535	$1,703
Net related party payables	6	47
Debt	16,500	16,500
Accrued liabilities:
Employee-related costs	17,771	18,258
League-related accruals	57,886	87,250
Other accrued liabilities	2,260	1,166
Operating lease liabilities, current	19,429	19,288
Deferred revenue	139,365	75,143
Total current liabilities	255,752	219,355
Operating lease liabilities, noncurrent	308,263	312,309
Other employee-related costs	14,708	18,347
Deferred revenue, noncurrent	195	205
Total liabilities	578,918	550,216
Commitments and contingencies (see Note 10)
MSG Rangers Divisional Equity (Deficit):
MSG Knicks investment	22,965	(32,922)
Total MSG Rangers divisional equity (deficit)	22,965	(32,922)
Total liabilities and MSG Rangers divisional equity (deficit)	$601,883	$517,294

See accompanying notes to unaudited combined financial statements.

MSG RANGERS CORP.
COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2026	2025
Revenues (a)	$14,089	$13,655

Operating expenses:
Direct operating expenses (b)	8,802	3,596
Selling, general and administrative expenses (c)	28,088	22,286
Depreciation and amortization	576	616
Restructuring charges	211	—
Operating loss	(23,588)	(12,843)
Other income (expense):
Interest income	6	13
Interest expense	(694)	(920)
Miscellaneous (expense) income, net	(15)	(21)
	(703)	(928)
Loss before income taxes	(24,291)	(13,771)
Income tax benefit	7,405	2,966
Net loss and comprehensive loss	$(16,886)	$(10,805)
Basic and diluted earnings (loss) per common share attributable to MSG Rangers stockholders	$(1.39)	$(0.89)
_________________
(a)Includes revenues from related parties of $3,189 and $3,100 for the three months ended September 30, 2026 and 2025, respectively.
(b)Includes net charges from related parties of $1,701 and $1,625 for the three months ended September 30, 2026 and 2025, respectively.
(c)Includes net charges from related parties of $14,556 and $14,109 for the three months ended September 30, 2026 and 2025, respectively.
See accompanying notes to unaudited combined financial statements.

MSG RANGERS CORP.
COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(16,886)	$(10,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	576	616
Deferred income taxes	(7,415)	(2,966)
Share-based compensation expense	1,500	1,800
Other non-cash adjustments	991	135
Change in assets and liabilities:
Accounts receivable	(107)	1,663
Net related party receivables	(31,119)	(5,956)
Prepaid expenses and other assets	(47,654)	(46,518)
Accounts payable	832	(421)
Net related party payables	(41)	(13)
Accrued and other liabilities	(32,406)	(2,124)
Deferred revenue	64,212	63,003
Operating lease right-of-use assets and lease liabilities	(3,671)	(3,525)
Net cash used in operating activities	(71,188)	(5,111)
Cash flows from investing activities:
Capital expenditures	(194)	(159)
Net cash used in investing activities	(194)	(159)
Cash flows from financing activities:
Net transfers from MSG Knicks and MSG Knicks’ subsidiaries	71,273	5,280
Net cash provided by financing activities	71,273	5,280
Net (decrease) increase in cash, cash equivalents and restricted cash	(109)	10
Cash, cash equivalents and restricted cash at beginning of period	160	8,720
Cash, cash equivalents and restricted cash at end of period	$51	$8,730

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$6	$113
See accompanying notes to unaudited combined financial statements.

MSG RANGERS CORP.
COMBINED STATEMENTS OF DIVISIONAL EQUITY (DEFICIT)
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2026	2025
MSG Knicks Investment
Beginning Balance	$(32,922)	$(64,647)
Net loss	(16,886)	(10,805)
Net increase in MSG Knicks investment	72,773	7,081
Ending Balance	22,965	(68,371)
Total MSG Rangers Divisional Equity (Deficit)	$22,965	$(68,371)
See accompanying notes to unaudited combined financial statements.

MSG Rangers Corp.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Combined Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
The Company owns and operates the New York Rangers (“Rangers”) of the National Hockey League (“NHL”), who play their home games in Madison Square Garden Arena (“The Garden”), also known as The World’s Most Famous Arena. The Company also owns the Hartford Wolf Pack of the American Hockey League, a development league team. In addition, the Company operates a professional sports team performance center — the Madison Square Garden Training Center in Greenburgh, NY.
The Company operates and presents financial information in one operating and reportable segment. The Company’s decision to organize as one operating segment and report in one segment is based upon its internal organizational structure; the manner in which its operations are managed; and the criteria used by the Company’s Executive Chairman and Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), to evaluate segment performance. The Company’s CODM reviews total company operating results to assess overall performance and allocate resources.
Spin-off Transaction
On October 26, 2026 (the “Distribution Date”), MSG Knickerbockers Corp., formerly Madison Square Garden Sports Corp. (“MSG Knicks”), distributed 100% of the outstanding common stock of MSG Rangers Corp., formerly MSGS Spinco, Inc. (“MSG Rangers” or the “Company”), to its stockholders (the “Rangers Distribution”). In the Rangers Distribution, stockholders of MSG Knicks received (a) one share of MSG Rangers’ Class A common stock, par value $0.01 per share (“Class A Common Stock”), for every two shares of MSG Knicks’ Class A common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on October 20, 2026 (the “Record Date”), and (b) one share of MSG Rangers’ Class B common stock, par value $0.01 per share, for every two shares of MSG Knicks’ Class B common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on the Record Date. The Company’s combined statements of operations for the three months ended September 30, 2026 and 2025 were prepared on a standalone basis derived from the consolidated financial statements and accounting records of MSG Knicks, and are presented as carve-out financial statements, because the Company was not a standalone public company prior to the Rangers Distribution. In connection with the Rangers Distribution, a cash contribution of $19,095 was received by the Company from MSG Knicks in October 2026.
Basis of Presentation
The accompanying combined financial statements of the Company (the “combined financial statements”) were prepared on a standalone basis derived from the consolidated financial statements and accounting records of MSG Knicks and should be read in conjunction with the Company’s audited combined financial statements for the fiscal years ended June 30, 2026 and 2025, included in the Company’s Information Statement, dated October 9, 2026 (the “Information Statement”). Certain information and note disclosures normally included in the annual combined financial statements in the Information Statement have been condensed or omitted from these combined financial statements.
These financial statements reflect the combined historical results of operations, financial position and cash flows of the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and SEC Staff Accounting Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as “ASC.”
Historically, separate financial statements have not been prepared for the Company and it has not operated as a standalone business from MSG Knicks. The combined financial statements include certain assets and liabilities that have historically been held by MSG Knicks or by other MSG Knicks subsidiaries but are specifically identifiable or otherwise attributable to the Company. The combined financial statements are presented as if the Company’s businesses had been combined for all periods presented. The assets and liabilities in the combined financial statements have been reflected on a historical cost basis as all of the assets and liabilities presented are wholly owned by MSG Knicks and are being transferred to the Company at a carry-over basis.
Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a standalone company during the periods presented. Actual costs that would have

MSG RANGERS CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a standalone basis as it is not practicable to do so. See Note 13 for more information regarding allocations of certain costs to the Company from MSG Knicks.
MSG Knicks uses a centralized approach to cash management and financing of operations. Cash is managed centrally with net earnings reinvested and working capital requirements met from existing liquid funds. The Company’s cash has been regularly “swept” historically. Cash and cash equivalents were attributed to the Company for each of the periods presented, as such cash was held in accounts legally owned by the Company. Transfers of cash both to and from MSG Knicks are included as components of MSG Knicks investment on the accompanying combined statements of divisional deficit.
MSG Knicks’ net investment in the Company has been presented as a component of divisional deficit in the combined financial statements. Distributions made by MSG Knicks to the Company or to MSG Knicks from the Company are recorded as transfers to and from MSG Knicks, and the net amount is presented on the accompanying combined statements of cash flows as “Net transfers from MSG Knicks and MSG Knicks’ subsidiaries.”
The combined financial statements as of September 30, 2026 and for the three months ended September 30, 2026 and 2025 presented herein are unaudited; however, in the opinion of management, the accompanying financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The combined balance sheet as of June 30, 2026 was derived from the audited combined annual financial statements but does not contain all of the footnote disclosures from the audited combined annual financial statements.
The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full fiscal year. The dependence of the Company on revenues from the Rangers generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year, which is when the majority of the Rangers’ games are played.
Note 2. Accounting Policies
Principles of Combination
All intracompany transactions and balances within the Company’s combined businesses have been eliminated. Certain historical intercompany transactions between MSG Knicks and the Company have been included as components of MSG Knicks investment in the combined financial statements, as they are to be considered effectively settled upon effectiveness of the Distribution and were not historically settled in cash. Net expenses related to corporate allocations to the Company from MSG Knicks prior to the Distribution, are considered to be effectively settled in the combined financial statements at the time the transaction is recorded, with the offset recorded against MSG Knicks investment. See Note 13 for further information on related party arrangements.
Use of Estimates
The preparation of the accompanying combined financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, other current assets, goodwill, intangible assets, other long-lived assets, deferred tax valuation allowance, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), income tax expense (benefit), performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the combined financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and as such these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control could be material and would be reflected in the Company’s financial statements in future periods.

MSG RANGERS CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Significant Accounting Policies
The following is an update to the Company’s Summary of Significant Accounting Policies disclosed in the Company’s audited combined annual financial statements:
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share (“EPS”) is based upon net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. On the Distribution Date, 12,105 common shares of the Company were outstanding as of October 26, 2026. This share amount is being utilized for the calculation of basic loss per share for the three months ended September 30, 2026 and 2025 because the Company was not a standalone public company prior to the Rangers Distribution. In addition, the computation of diluted loss per share equals the basic loss per common share calculation since there was no stock trading information available to compute the dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260, Earnings Per Share and any such shares would be antidilutive.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires the disclosure of additional information about specific expense categories in the notes to the financial statements. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2028 and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. The ASU modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for the Company in the first quarter of the fiscal year ending June 30, 2029. The Company is currently evaluating the impact this standard will have on its combined financial statements.
Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the accompanying combined statements of operations and comprehensive loss is considered to be revenue from contracts with customers. For the three months ended September 30, 2026, the Company recorded impairment losses of $882 on receivables arising from contracts with customers. For the three months ended September 30, 2026, the Company did not record any impairment losses on contract assets arising from contracts with customers. For the three months ended September 30, 2025, the Company did not record any impairment losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by type of goods or services in accordance with the disclosure requirements set forth in ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Event-related (a)	$5,176	$5,812
Media rights (b)	1,840	1,528
Sponsorship, signage and suite licenses	4,123	3,693
League distributions and other	2,950	2,622
Total revenues from contracts with customers	$14,089	$13,655
_________________

MSG RANGERS CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(a)Consists of (i) ticket sales and other ticket-related revenues and (ii) food, beverage and merchandise sales at The Garden.
(b)Consists of (i) local media rights fees from MSG Networks Inc. (“MSG Networks”) and (ii) revenue from distributions through league-wide national and international media contracts.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities in the combined balance sheets. The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2026 and June 30, 2026:

	September 30,	June 30,
	2026	2026
Receivables from contracts with customers, net (a)	$12,468	$12,393
Contract assets, current (b)	2,874	7,242
Deferred revenue, including non-current portion (c), (d)	139,560	75,348
_________________
(a)Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Other assets in the accompanying combined balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of September 30, 2026 and June 30, 2026, the Company’s receivables reported above included $1,292 and $523, respectively, related to contracts with customers that are related parties. See Note 13 for further details on these related party arrangements. Receivables from contracts with customers, net, excludes amounts recorded in Accounts receivable, net, associated with amounts due from the NHL related to escrow.
(b)Contract assets, current, which are reported as Other current assets in the accompanying combined balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to the customer, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)Deferred revenue, including non-current portion primarily relates to the Company’s receipt of consideration from customers, inclusive of sales tax collected, or billing customers in advance of the Company’s transfer of goods or services to those customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to the customer. The Company’s deferred revenue related to local media rights was $7,319 and $0 as of September 30, 2026 and June 30, 2026, respectively. See Note 13 for further details on these related party arrangements.
(d)Revenue recognized for the three months ended September 30, 2026 relating to the deferred revenue balance as of July 1, 2026 was $4,772.
Transaction Price Allocated to the Remaining Performance Obligations
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2026. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has elected to exclude variable consideration from its disclosure related to the remaining performance obligations under its local telecast rights agreement with MSG Networks, league-wide national and international media contracts, and certain other arrangements with variable consideration.

Fiscal year ending June 30, 2027 (remainder)	$89,888
Fiscal year ending June 30, 2028	73,897
Fiscal year ending June 30, 2029	54,924
Fiscal year ending June 30, 2030	30,668
Fiscal year ending June 30, 2031	18,926
Thereafter	19,438
$287,741

MSG RANGERS CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 4. Restructuring Charges
During the three months ended September 30, 2026, the Company recorded restructuring charges related to termination benefits provided to certain employees of MSG Knicks of $211, which were recognized within accrued employee-related costs in the accompanying combined balance sheets.
There were no restructuring charges for the three months ended September 30, 2025.
Note 5. Team Personnel Transactions
Direct operating expenses in the accompanying combined statements of operations and comprehensive loss includes net provisions for transactions relating to the Rangers for waivers/contract termination costs, player trades and season-ending injuries (“Team personnel transactions”). Team personnel transactions were a net provision of $3,064 for the three months ended September 30, 2026. There were no Team personnel transactions during the three months ended September 30, 2025.
Note 6. Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of the amounts recorded as cash, cash equivalents and restricted cash as of September 30, 2026, June 30, 2026 and September 30, 2025:

	As of
	September 30, 2026	June 30, 2026	September 30, 2025
Captions on the combined balance sheets:
Cash and cash equivalents	$51	$160	$88
Restricted cash (a)	—	—	8,642
Cash, cash equivalents and restricted cash on the combined statements of cash flows	$51	$160	$8,730
_________________
(a)Restricted cash as of September 30, 2025 included cash deposited in an escrow account.
Note 7. Leases
The Company is party to the arena license agreement (the “Arena License Agreement”), which is a long term license agreement with Madison Square Garden Entertainment Corp. (“MSG Entertainment”) that ends June 30, 2055 that allows the Rangers to play their home games at The Garden. The Company accounts for the rights of use of The Garden pursuant to the Arena License Agreement as a lease under ASC Topic 842, Leases.
The remaining lease term for the Arena License Agreement as of September 30, 2026 and June 30, 2026 was 28.8 years and 29 years, respectively, and the discount rate used for the Arena License Agreement was 7.14%. The Company uses discount rates that represent the Company’s estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of either (i) adoption of the standard or (ii) the period in which the lease term expectation commenced or was modified.
The following table summarizes the right-of-use assets and lease liabilities recorded in the accompanying combined balance sheets as of September 30, 2026 and June 30, 2026:

	Line Item in the Combined Balance Sheet	September 30, 2026	June 30, 2026
Right-of-use assets:
Operating leases	Right-of-use lease assets	$266,568	$266,802
Lease liabilities:
Operating leases, current (a)	Operating lease liabilities, current	19,429	19,288
Operating leases, noncurrent (a)	Operating lease liabilities, noncurrent	308,263	312,309
Total lease liabilities		$327,692	$331,597
_________________

MSG RANGERS CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(a)As of September 30, 2026 and June 30, 2026, all of the Company’s Operating lease liabilities, current and Operating lease liabilities, noncurrent were payable to MSG Entertainment.
The Company recorded operating lease costs of $1,311 and $1,311 for the three months ended September 30, 2026 and 2025, respectively, which were recorded in direct operating expenses within the accompanying combined statements of operations and comprehensive loss.
Supplemental Information
For the three months ended September 30, 2026 and 2025, cash paid for amounts included in the measurement of lease liabilities was $4,981 and $4,836, respectively. For the three months ended September 30, 2026 and 2025, there were no non-cash additions to right-of-use assets and operating lease liabilities.
Maturities of operating lease liabilities as of September 30, 2026 were as follows:

Fiscal year ending June 30, 2027 (remainder)	$14,943
Fiscal year ending June 30, 2028	20,522
Fiscal year ending June 30, 2029	21,137
Fiscal year ending June 30, 2030	21,771
Fiscal year ending June 30, 2031	22,425
Thereafter	795,159
Total lease payments	895,957
Less imputed interest	(568,265)
Total lease liabilities	$327,692
Note 8. Goodwill and Intangible Assets
During the first quarter of fiscal year 2027, the Company performed its annual impairment test of goodwill and determined that there were no impairments of goodwill identified as of the impairment test date. The Company’s goodwill was $76,423 as of September 30, 2026 and June 30, 2026.
During the first quarter of fiscal year 2027, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date. The Company’s indefinite-lived intangible assets were $20,378 as of September 30, 2026 and June 30, 2026, which consisted of the Company’s sports franchises.
Note 9. Fair Value Measurements
The carrying value and fair value of the Company’s debt reported in the accompanying combined balance sheets as of September 30, 2026 and June 30, 2026 were as follows:

	September 30, 2026		June 30, 2026
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt, current (a)	$16,500	$16,500	$16,500	$16,500
_________________
(a)The Company’s debt, current is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar securities for which the inputs are readily observable. The fair value of the Company’s debt, current is the same as its carrying amount based on valuation of similar securities. See Note 11 for further details.
Note 10. Commitments and Contingencies
Commitments
The Company’s commitments consist primarily of the Company’s obligations under employment agreements that the Company has with the Rangers team personnel that are generally guaranteed regardless of employee injury or termination. In addition, see Note 7 for more information on the contractual obligations related to future lease payments. The Company did not have any material changes in its contractual obligations, including off-balance sheet commitments, since the end of fiscal year 2026,

MSG RANGERS CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

other than activities in the ordinary course of business, except for the related party agreements entered into in connection with the Rangers Distribution as further described in Note 13.
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Note 11. Debt
Rangers Revolving Credit Facility
On January 25, 2017, New York Rangers LLC (“Rangers LLC”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “2017 Rangers Credit Agreement”) with a syndicate of lenders providing for a senior secured revolving credit facility of up to $150,000 with a term of five years to fund working capital needs and for general corporate purposes.
On November 6, 2020, the Company amended and restated the 2017 Rangers Credit Agreement (the “2020 Rangers Credit Agreement”). On December 14, 2021, Rangers LLC entered into Amendment No. 3 to the 2020 Rangers Credit Agreement, which amended and restated the 2020 Rangers Credit Agreement (as amended and restated, the “2021 Rangers Credit Agreement”).
On November 6, 2025, Rangers LLC entered into Amendment No. 1 to the 2021 Rangers Credit Agreement, which amended the 2021 Rangers Credit Agreement (as amended, the “2025 Rangers Credit Agreement”).
The 2025 Rangers Credit Agreement provides for a senior secured revolving credit facility of up to $250,000 (the “Rangers Revolving Credit Facility”) to fund working capital needs and for general corporate purposes. The maturity date of the 2025 Rangers Credit Agreement is November 6, 2030. Amounts borrowed may be distributed to the Company except during an event of default.
All borrowings under the Rangers Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the Rangers Revolving Credit Facility bear interest at a floating rate, which at the option of Rangers LLC may be either (i) a base rate plus a margin ranging from 0.375% to 0.625% per annum or (ii) term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.100% per annum plus a margin ranging from 1.375% to 1.625% per annum depending on the credit rating applicable to the NHL’s league-wide credit facility. Rangers LLC is required to pay a commitment fee ranging from 0.350% to 0.400% per annum in respect of the average daily unused commitments under the Rangers Revolving Credit Facility. There were no borrowings under the Rangers Revolving Credit Facility as of September 30, 2026. The Company did not make any interest payments in respect of the Rangers Revolving Credit Facility during the three months ended September 30, 2026 and 2025.
All obligations under the Rangers Revolving Credit Facility are, subject to the Rangers NHL Advance Agreement (as defined below), secured by a first lien security interest in certain of Rangers LLC’s assets, including, but not limited to, (i) Rangers LLC’s membership rights in the NHL, (ii) revenues to be paid to Rangers LLC by the NHL pursuant to certain U.S. and Canadian national broadcast agreements, and (iii) revenues to be paid to Rangers LLC pursuant to local media contracts.
Subject to customary notice and minimum amount conditions, Rangers LLC may voluntarily prepay outstanding loans under the Rangers Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to SOFR-based loans). Rangers LLC is required to make mandatory prepayments in certain circumstances, including without limitation if qualified revenues are less than 17% of the maximum available amount under the 2025 Rangers Credit Agreement.
In addition to the financial covenant described below, the 2025 Rangers Credit Agreement and related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Rangers Revolving Credit Facility contains certain restrictions on the ability of Rangers LLC to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Rangers Revolving Credit Facility, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making restricted payments during the continuance of an event of default under the Rangers Revolving Credit Facility; (iv) engaging in sale and leaseback transactions; (v) merging or consolidating; and (vi) taking certain actions that would invalidate the secured lenders’ liens on any of Rangers LLC’s assets securing the obligations under the Rangers Revolving Credit Facility.
The Rangers Revolving Credit Facility requires Rangers LLC to comply with a debt service ratio of at least 1.5:1.0 over a trailing four quarter period. As of September 30, 2026, Rangers LLC was in compliance with this financial covenant.

MSG RANGERS CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Rangers NHL Advance Agreement
On March 19, 2021, Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC entered into an advance agreement with the NHL (the “Rangers NHL Advance Agreement”) pursuant to which the NHL advanced $30,000 to Rangers LLC. The advance is required to be utilized solely and exclusively to pay for Rangers LLC operating expenses.
All obligations under the Rangers NHL Advance Agreement are senior to and shall have priority over all secured and other indebtedness of Rangers LLC, Rangers Holdings, LLC and MSG NYR Holdings LLC. All borrowings under the Rangers NHL Advance Agreement were made on a non-revolving basis and bear interest at 3.00% per annum, ending on the date any such advances are fully repaid. Advances received under the Rangers NHL Advance Agreement are payable upon demand by the NHL. The outstanding balance under the Rangers NHL Advance Agreement was $16,500 as of September 30, 2026 and was recorded as Debt in the accompanying combined balance sheet. During the three months ended September 30, 2026 and 2025, the Company made interest payments of $122 and $180, respectively, in respect of the Rangers NHL Advance Agreement.
Deferred Financing Costs
The following table summarizes deferred financing costs, net of amortization, related to the Company’s credit facility as reported in the accompanying combined balance sheets as of September 30, 2026 and June 30, 2026:

	September 30, 2026	June 30, 2026
Other current assets	$436	$436
Other assets	1,345	1,454
Note 12. Share-based Compensation
Prior to the Rangers Distribution, certain employees of the Company participated in the MSG Knicks 2015 Employee Stock Plan (as amended, the “MSG Knicks Employee Stock Plan”) and directors of MSG Knicks participated in the 2015 Stock Plan for Non-Employee Directors (as amended, the “MSG Knicks Non-Employee Director Plan”).
Effective as of immediately prior (but subject to) the Rangers Distribution, the Company adopted two share-based compensation plans: the 2026 Employee Stock Plan (the “Employee Stock Plan”) and the 2026 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”). Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units (“RSUs”), and other equity-based awards. The Company may grant awards under the Employee Stock Plan for up to an aggregate number of 1,000 shares of Class A Common stock, which may be either treasury shares or authorized but unissued shares. The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) and may include terms or conditions based upon performance criteria. Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, RSUs, and other equity-based awards. The Company may grant awards under this plan for up to an aggregate number of 250 shares of Class A Common Stock, which may be either treasury shares or authorized but unissued shares. The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee.
Share-based compensation expense recognized in the accompanying combined statements of operations and comprehensive loss includes expense specifically attributed to the Company’s direct employees as well as an allocation from MSG Knicks of share-based compensation expense related to certain employees of MSG Knicks, including directors, corporate executives, and corporate staff. Share-based compensation expense related to MSG Knicks employees has been allocated on a pro-rata basis of combined revenue, which management has deemed to be reasonable.
Share-based compensation expense is recognized in the accompanying combined statements of operations and comprehensive loss as a component of Selling, general and administrative expenses. Share-based compensation expense recorded during the three months ended September 30, 2026 and 2025 was $1,500 and $1,800, respectively, of which $1,425 and $1,722 related to directors and employees of MSG Knicks, respectively, and $75 and $78 related to compensation expenses for direct employees of the Company, respectively.

MSG RANGERS CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Restricted Stock Units Award Activity
The following table summarizes activity related to MSG Knicks’ restricted stock units (“RSUs”) and performance stock units (“PSUs”), held by the Company’s direct employees, for the three months ended September 30, 2026:

	Number of		Weighted-Average Fair Value Per Share at Date of Grant (a)
	RSUs	PSUs
Unvested award balance, June 30, 2026	2	1	$196.35
Granted	1	1	$400.97
Vested	(1)	(1)	$190.02
Unvested award balance, September 30, 2026	2	1	$253.30
The weighted-average fair value per share at grant date of RSUs and PSUs granted during the three months ended September, 2025 was $196.02.
Treatment After the Rangers Distribution of Outstanding Awards Initially Granted Under MSG Knicks Stock Plans
In connection with the Rangers Distribution, (i) each holder of a MSG Knicks employee RSU or performance stock unit (“PSU”) received one Company RSU or PSU, as applicable, issued under the Employee Stock Plan in respect of every two MSG Knicks RSUs or PSUs owned on the Record Date and continues to be entitled to one share of MSG Knicks’ Class A common stock (or at the option of the compensation committee, cash or other property) for each MSG Knicks RSU or PSU in accordance with the applicable MSG Knicks award agreement, (ii) each holder of a MSG Knicks non-employee director RSU received one share of Class A Common Stock issued under the Non-Employee Director Plan in respect of every two MSG Knicks RSUs owned on the Record Date and continues to be entitled to one share of MSG Knicks’ Class A common stock (or at the option of the compensation committee, cash or other property) in accordance with the applicable MSG Knicks award agreement, and (iii) for each option to purchase MSG Knicks’ Class A common stock owned on the Record Date, one option to purchase Class A Common Stock was issued under the Employee Stock Plan.
Note 13. Related Party Transactions
Certain members of the Dolan family, including trusts for the benefit of members of the Dolan family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, beneficially owned 100% of MSG Knicks’ outstanding Class B common stock and 3.1% of MSG Knicks’ outstanding Class A common stock. Such shares of MSG Knicks’ Class A common stock and Class B common stock, collectively, represent approximately 70.7% of the aggregate voting power of MSG Knicks’ outstanding common stock. Pursuant to the Rangers Distribution on October 26, 2026, MSG Knicks distributed 100% of the outstanding common stock of the Company to its stockholders with one share of the Company’s Class A common stock issued for every two shares of MSG Knicks Class A common stock held as of the Record Date, and one share of the Company’s Class B common stock issued for every share of MSG Knicks’ Class B common stock held as of the Record Date.
Members of the Dolan family are also the controlling stockholders of MSG Knicks, Sphere Entertainment Co. (“Sphere Entertainment”), MSG Entertainment and AMC Global Media Inc. (“AMC Global Media”).
Related Party Arrangements as of September 30, 2026
The Company was party to the following agreements and/or arrangements with MSG Entertainment as of September 30, 2026:
•Arena License Agreement, pursuant to which MSG Entertainment (i) provides the right to use The Garden for games of the Rangers for a 35-year term ending June 30, 2055 in exchange for arena license fees, (ii) shares revenues collected for suite and club licenses, (iii) operates and manages the sale of Rangers merchandise at The Garden for a commission, (iv) operates and manages the sales of food and beverage concessions in exchange for 50% of net profits from sales and catering services during Rangers home games, (v) shares revenues collected for the sale of venue indoor signage space and sponsorship rights at The Garden that are not specific to the Rangers, (vi) provides day of game services, and (vii) provides other general services within The Garden;
•Sponsorship sales and service representation agreement, entered into in April 2020 (the “Sponsorship Sales and Service Representation Agreement”), pursuant to which MSG Entertainment has the exclusive right and obligation to sell the Company’s sponsorships for an initial stated term of 10 years for a commission. In addition, under this

MSG RANGERS CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

agreement, the Company is charged by MSG Entertainment for sales and service staff and overhead associated with the sales of sponsorship assets; and
•Arrangements pursuant to which the Company provides MSG Entertainment other business operations services.
The Company was also party to the following agreements and/or arrangements with Sphere Entertainment (including through its subsidiary MSG Networks) as of September 30, 2026:
•Local telecast rights agreements between the Company and MSG Networks, as amended in June 2025 and set to expire after the 2028-29 season, providing MSG Networks with local telecast rights for Rangers games in exchange for telecast rights fees;
•Agreement related to audio-only distribution rights for Rangers games;
•Arrangements with MSG Networks pursuant to which the Rangers have allocated revenues with MSG Networks related to virtual advertising inventory; and
•Arrangements pursuant to which the Company provides Sphere Entertainment with certain business operations services.
In connection with the Rangers Distribution, the Company entered into the following agreements and/or arrangements with MSG Knicks:
•Transition services agreement pursuant to which MSG Knicks provides certain corporate and other services to the Company, including with respect to such areas as information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions, in exchange for service fees, and the Company provides certain services to MSG Knicks in exchange for service fees;
•A lease agreement with MSG Knicks with respect to MSG Knicks’ use of the Madison Square Garden Training Center with a term of 10 years. Pursuant to the lease, MSG Knicks pays the Company an annual fixed rent of $2 million for the first contract year, and then for each subsequent year, the fixed rent will be 103% of the fixed rent for the immediately preceding contract year. The Company also receives a reimbursement from MSG Knicks for certain operating expenses and capital expenditures incurred in connection with the Madison Square Garden Training Center; and
•Group ticket sales representation agreement, pursuant to which the Company is appointed as MSG Knicks’ sales and service representative to sell group ticket packages related to MSG Knicks and MSG Entertainment events in exchange for a commission and reimbursement for sales and service staff and overhead associated with the ticket sales on behalf of MSG Knicks;
•Single night rental commission agreement, pursuant to which the Company may, from time to time, sell (or make referrals for sales of) licenses for the use of suites at The Garden for individual MSG Knicks and MSG Entertainment events in exchange for a commission; and
•Other agreements with MSG Knicks in connection with the Rangers Distribution, including a distribution agreement, a tax disaffiliation agreement and an employee matters agreement and certain other arrangements.
In connection with the Rangers Distribution, the Company entered into the following agreements and/or arrangements with MSG Knicks, MSG Entertainment, Sphere Entertainment and AMC Global Media, as applicable:
•Various arrangements with subsidiaries of MSG Entertainment, Sphere Entertainment and MSG Knicks, pursuant to which the Company has the right to lease on a time-sharing and/or dry lease basis certain aircraft to which MSG Entertainment and MSG Knicks have access, and pursuant to which MSG Entertainment provides certain aircraft support services;
•Arrangements pursuant to which the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for: (i) the Company’s Executive Chairman and Chief Executive Officer with MSG Knicks, Sphere Entertainment and MSG Entertainment, (ii) the Company’s Vice Chairman with AMC Global Media, MSG Knicks, Sphere Entertainment and MSG Entertainment, and (iii) the Company’s Executive Vice President with MSG Knicks, Sphere Entertainment and AMC Global Media; and

MSG RANGERS CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

•A marketing sponsorship allocation agreement with MSG Knicks, MSG Entertainment and Sphere Entertainment, pursuant to which each party receives an allocation of certain sponsorship and signage revenues associated with sponsorship agreements that include the assets of the Company, MSG Knicks, MSG Entertainment and Sphere Entertainment, as applicable, based on the percentage of revenue each company earns relative to the total contract value.
In connection with the Rangers Distribution, the Company was assigned a portion of warrants exercisable for approximately 6.5% of the equity interests in MSG Networks.
Revenues and Operating Expenses (Credits)
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. These amounts are reflected in revenues and operating expenses in the accompanying combined statements of operations and comprehensive loss for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Revenues (a)	$3,189	$3,100
Operating expenses:
Costs associated with the Sponsorship Sales and Service Representation Agreement	$933	$1,035
Operating lease expense associated with the Arena License Agreement	1,311	1,311
Other costs associated with the Arena License Agreement	936	973
Corporate allocations from MSG Knicks	14,429	13,752
Allocations to MSG Knicks	(1,109)	(1,113)
Other operating credits, net	(243)	(224)
___________________
(a)Primarily consist of local media rights fees from MSG Networks.
Corporate Allocations from MSG Knicks and Allocations to MSG Knicks
The accompanying combined statements of operations and comprehensive loss include allocations for certain support functions that are provided on a centralized basis and not historically recorded at the component level by MSG Knicks, such as expenses related to executive management, finance, legal, human resources, government affairs, information technology and facilities-related services, among others. These expenses have been allocated to the Company from MSG Knicks on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenue, headcount or other measures of the Company or MSG Knicks, which is recorded as in either direct operating expenses or selling, general and administrative (“SG&A”) expenses. In addition, costs associated with the company’s training center were allocated to MSG Knicks from the Company on a pro-rata basis as a reduction of either direct operating expenses or SG&A expenses.
Note 14. Income Taxes
During the periods presented in the combined financial statements, the Company did not file separate tax returns. The Company was included in the federal and state income tax returns of MSG Knicks for all periods presented. The income tax expense or benefit has been determined on a separate return basis as if the Company filed a separate income tax return.
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The effective tax rate differs from the statutory federal tax rate of 21% primarily due to state taxes, nondeductible officers’ compensation, and players’ disability insurance premiums expense.
Income tax benefit for the three months ended September 30, 2026 of $7,405 reflects an effective tax rate of 30%.
Income tax benefit for the three months ended September 30, 2025 of $2,966 reflects an effective tax rate of 22%.
During the three months ended September 30, 2026 and 2025, the Company made income tax payments, net of refunds, of $904 and $360, respectively.

MSG RANGERS CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 15. Additional Financial Information
Prepaid expenses as of September 30, 2026 and June 30, 2026 consisted of the following:

	September 30, 2026	June 30, 2026
Prepaid employee-related costs	$43,908	$29,573
Other prepaid expenses	13,035	3,093
Total prepaid expenses	$56,943	$32,666
Other assets as of September 30, 2026 and June 30, 2026 consisted of the following:

	September 30, 2026	June 30, 2026
Deferred employee-related costs	$43,643	$15,395
Other assets	4,200	4,290
Total other assets	$47,843	$19,685
Note 16. Segment Information
The Company operates and presents financial information as one operating and reportable segment as the MSG Rangers Corp. businesses were operated as part of the single segment of MSG Knicks and were not separately evaluated for the periods presented in the combined financial statements. MSG Knicks' Executive Chairman and Chief Executive Officer was the CODM for the periods presented. As a single segment entity, combined net income (loss) is used to assess financial performance, allocate resources, and make key operating decisions, such as entering into significant contracts, setting strategic objectives for the Company, and approving annual operating budgets, including approving significant investments in team personnel, and other key executive leadership positions. The CODM does not review segment assets at a different asset level or category than those disclosed in the accompanying combined balance sheets.

MSG RANGERS CORP.
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Revenues	$14,089	$13,655
Significant segment expenses:
Ticketing and sponsorship sales related expenses (a)	(5,636)	(4,544)
Marketing & event-related expenses (b)	(3,794)	(4,197)
Corporate & administrative (c)	(13,645)	(9,208)
Operating lease expenses and other rental expenses associated with the Arena License Agreement (d)	(1,345)	(1,345)
Team operating expenses (e)	(9,802)	(4,105)
Depreciation and amortization	(576)	(616)
Restructuring charges	(211)	—
Interest income	6	13
Interest expense	(694)	(920)
Miscellaneous (expense) income, net	(15)	(21)
Income tax benefit	7,405	2,966
Other segment items (f)	(2,668)	(2,483)
Net loss and comprehensive loss	$(16,886)	$(10,805)
_________________
(a)Ticketing and sponsorship sales related expenses consist of (i) expenses related to selling tickets to Rangers home games and primarily include employee compensation and related benefits, credit card fees, and other general and administrative expenses, (ii) fees related to the Company’s Sponsorship Sales and Service Representation Agreement and sponsorship fulfillment costs, and (iii) corporate allocations from MSG Knicks. See Note 13 for further details related to the Sponsorship Sales and Service Representation Agreement and corporate allocations.
(b)Marketing & event-related expenses primarily relate to marketing and production expenses, including corporate allocations from MSG Knicks, and services provided to the Company by MSG Entertainment pursuant to the Arena License Agreement.
(c)Corporate & administrative expenses include certain selling, general and administrative costs, including corporate allocations from MSG Knicks. See Note 13 for further details related to corporate allocations.
(d)Operating lease expenses and other rental expenses associated with the Arena License Agreement primarily consist of operating lease costs, commercial rent tax, and other expenses associated with the Arena License Agreement. See Note 13 for further details related to the Arena License Agreement.
(e)Team operating expenses primarily consist of team personnel compensation (net of escrow), expenses associated with day-to-day team operations, including for travel, player insurance, and operating costs of the Company’s training center in Greenburgh, NY, net of allocations to MSG Knicks. See Note 13 for further details related to allocations to MSG Knicks.
(f)Other segment items primarily consist of net provisions for league revenue sharing expense (excluding playoffs), league assessments, playoff related expenses, cost of goods sold and commission expense related to merchandise revenues, and share-based compensation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of MSG Rangers Corp., formerly MSGS Spinco, Inc. (“MSG Rangers”) and its direct and indirect subsidiaries (collectively, “we,” “us,” “our”or the “Company”). Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the level of our revenues, which depends in part on the popularity and competitiveness of the New York Rangers (the “Rangers”) and the ability of the Rangers to reach and advance in the National Hockey League (“NHL”) playoffs;
•costs associated with player injuries, waivers or contract terminations of players, coaches and other team personnel;
•changes in the Rangers’ compensation, including the impact of signing free agents and executing trades, subject to league salary floors and caps;
•general economic conditions, especially in the New York City metropolitan area, including any economic downturn, recession, financial instability, impacts from government shutdowns or inflation;
•the demand for sponsorship arrangements and for advertising;
•competition, for example, from other teams and other sports and entertainment options;
•changes in laws, NHL rules, regulations, guidelines, bulletins, directives, policies and agreements, including the NHL’s collective bargaining agreement (the “NHL CBA”) with its players association, salary floors and caps, escrow requirements, revenue sharing, media rights or other regulations under which we operate;
•developments affecting the regional sports network industry, including the effects of such developments on MSG Networks Inc.’s (“MSG Networks”) solvency and its ability to perform its obligations under its local telecast rights agreement with us;
•a default by our subsidiary under its credit facility;
•any NHL or other work stoppage;
•any economic, political or other actions, such as boycotts, protests, work stoppages or campaigns by labor organizations;
•geopolitical risks, including the risks of foreign wars and conflicts, including the conflict with Iran and related unrest in the Middle East, on international, domestic and local economies;
•the performance by our affiliates of their obligations under various agreements with the Company;
•seasonal fluctuations and other variation in our operating results and cash flow from period to period;
•the level of our expenses, including our corporate expenses;
•the acquisition or disposition of assets or businesses and/or the impact of, and our ability to successfully pursue acquisitions or other strategic transactions;
•our ability to successfully integrate acquisitions or new businesses into our operations and the operating and financial performance of strategic acquisitions and investments, including those we may not control;
•a pandemic or another public health emergency and our ability to effectively manage the impacts, including labor market disruptions;
•actual or threatened activities or other developments that discourage or may discourage congregation at prominent places of public assembly, including Madison Square Garden Arena (“The Garden”) where the home games of the Rangers are played;
•the impact of governmental regulations or laws, changes in how those regulations and laws are interpreted and the continued benefit of certain tax exemptions (including for The Garden) or tax deductions and the ability for us and Madison Square Garden Entertainment Corp. (“MSG Entertainment”) to maintain necessary permits or licenses;

•operational, business, reputational, litigation and other risk if there is a security incident resulting in loss, disclosure or misappropriation of stored personal information or other breaches of our information security or if third party facilities, systems and/or software upon which we rely are interrupted or unavailable;
•the impact of any government plans to redesign New York City’s Pennsylvania Station;
•changes in international trade policies and practices, including tariffs, and the economic impacts, volatility and uncertainty resulting therefrom;
•business, economic, reputational and other risks associated with, and the outcome of, litigation and other proceedings;
•financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;
•certain restrictions on transfer and ownership of our common stock related to our ownership of professional sports franchises in the NHL;
•lack of operating history as a standalone public company and costs associated with being an independent public company;
•the tax-free treatment of the Rangers Distribution (as defined below);
•our ability to achieve the intended benefits of the Rangers Distribution;
•failure of the Company or MSG Knickerbockers Corp. (“MSG Knicks”) to satisfy its obligations under transition services agreements or other agreements entered into in connection with the Distribution;
•our status as an emerging growth company; and
•the additional factors described under “Risk Factors” in the Company’s Information Statement, dated October 9, 2026 (the “Information Statement”), filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 9, 2026.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s audited combined financial statements and notes thereto as of June 30, 2026 and 2025 and for the three years ended June 30, 2026, 2025 and 2024 (“Audited Combined Annual Financial Statements”) included in the Information Statement, to help provide an understanding of our financial condition, changes in financial condition and results of operations.
Business Overview
The Company owns and operates one of the most storied franchises in all of professional sports, the Rangers of the NHL. The Rangers play their home games at The Garden, also known as The World’s Most Famous Arena. The Company also includes a development league team, the Hartford Wolf Pack of the American Hockey League. In addition, the Company operates a professional sports team performance center — the Madison Square Garden Training Center in Greenburgh, NY.
Spin-off Transaction
On October 26, 2026 (the “Distribution Date”), MSG Knickerbockers Corp., formerly Madison Square Garden Sports Corp. (“MSG Knicks”), distributed 100% of the outstanding common stock of MSG Rangers Corp., formerly MSGS Spinco, Inc. (“MSG Rangers” or the “Company”), to its stockholders (the “Rangers Distribution”). In the Rangers Distribution, stockholders of MSG Knicks received (a) one share of MSG Rangers’ Class A common stock, par value $0.01 per share, for every two shares of MSG Knicks’ Class A common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on October 20, 2026 (the “Record Date”), and (b) one share of MSG Rangers’ Class B common stock, par value $0.01 per share, for every two shares of MSG Knicks’ Class B common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on the Record Date. The Company’s combined statements of operations for the three months ended September 30, 2026 and 2025 were prepared on a standalone basis derived from the consolidated financial statements and accounting records of MSG Knicks, and are presented as carve-out financial statements, because the Company was not a standalone public company prior to the Rangers Distribution.
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Liquidity and Capital Resources. This section focuses primarily on (i) the liquidity and capital resources of the Company, (ii) an analysis of the Company’s cash flows for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, and (iii) certain contractual obligations.
Seasonality of Our Business. This section discusses the seasonal performance of the Company.
Recently Issued Accounting Pronouncements and Critical Accounting Estimates. This section discusses accounting pronouncements that have been adopted by the Company, if any, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2027. This section should be read together with our critical accounting policies, which are discussed in the Information Statement under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates — Critical Accounting Estimates” and in the notes to the combined financial statements of the Company included therein.
Factors Affecting Operating Results
General
Our operating results are largely dependent on the continued popularity and/or on-ice competitiveness of the Rangers, which have a direct effect on ticket sales for the team’s home games and are the team’s largest single source of revenue. In addition, the popularity of the Rangers can generate fan enthusiasm, resulting in sustained premium seating, suite, sponsorship, food and beverage and merchandise sales. Furthermore, success in the regular season may qualify the Rangers for participation in post-season playoffs, which provides us with a significant source of additional revenue, operating income and adjusted operating income. As with other sports teams, the competitive position of the Rangers depends primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional hockey teams.
A significant factor in our ability to attract and retain talented players is player compensation. The Company’s operating results reflect the impact of high costs for player salaries and salaries of non-player team personnel. In addition, we have incurred significant charges for costs associated with transactions relating to our players for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of the Rangers. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. We expect to continue to pursue opportunities to improve the overall quality of the Rangers and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses although it is not possible to predict their timing or amount. In addition, our performance has been, and may in the future be, impacted by work stoppages. See “— Risk Factors — Economic and Business Relationship Risks — Labor matters may have a material negative effect on our business and results of operations.” in the Information Statement.
In addition to our future performance being dependent upon the continued popularity and/or on-ice competitiveness of the Rangers, it is also dependent on general economic conditions, in particular those in the New York City metropolitan area, and the effect of these conditions on our customers. An economic downturn could adversely affect our business and results of operations as it may lead to lower demand for suite licenses and tickets to the games of the Rangers, which would also negatively affect merchandise and concession sales, as well as decrease levels of sponsorship and venue signage revenues.

Results of Operations
Comparison of the three months ended September 30, 2026 versus the three months ended September 30, 2025
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended September 30,		Change
	2026	2025	$	%
Revenues	$14,089	$13,655	$434	3%
Direct operating expenses	8,802	3,596	5,206	NM
Selling, general and administrative expenses	28,088	22,286	5,802	26%
Depreciation and amortization	576	616	(40)	(6)%
Restructuring charges	211	—	211	NM
Operating loss	(23,588)	(12,843)	(10,745)	(84)%
Other income (expense):
Interest income	6	13	(7)	(54)%
Interest expense	(694)	(920)	226	(25)%
Miscellaneous (expense) income, net	(15)	(21)	6	29%
Loss before income taxes	(24,291)	(13,771)	(10,520)	(76)%
Income tax benefit	7,405	2,966	4,439	NM
Net loss and comprehensive loss	$(16,886)	$(10,805)	$(6,081)	(56)%
______________
NM - Percentage is not meaningful
Revenues
Revenues increased $434, or 3%, to $14,089 for the three months ended September 30, 2026 as compared to the prior year period.
The net increase was attributable to the following:

Increase in revenues from league distributions	$1,167
Other net decreases	(733)
$434
The increase in revenues from league distributions for the three months ended September 30, 2026 was primarily due to an increase in certain league distributions unrelated to national media rights fees.
Direct operating expenses
Direct operating expenses increased $5,206, or 145%, to $8,802 for the three months ended September 30, 2026 as compared to the prior year period.
The net increase was attributable to the following:

Increase in net provisions for certain team personnel transactions	$3,064
Increase in team personnel compensation	$1,258
Other net increases	884
$5,206

Net provisions for certain team personnel transactions were as follows:

	Three Months Ended
	September 30,
	2026	2025	Increase (Decrease)
Player trades	$3,275	$—	$3,275
Waivers/contract terminations	(211)	—	(211)
Net provisions for certain team personnel transactions	$3,064	$—	$3,064
The increase in team personnel compensation for the three months ended September 30, 2026 was primarily due to the timing of the start of the 2026-27 NHL regular season as compared to the 2025-26 NHL regular season.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of (i) administrative costs, including compensation, and professional fees, (ii) fees related to the Company’s Sponsorship Sales and Service Representation Agreement, and (iii) sales and marketing costs. In addition, selling, general and administrative expenses includes allocations from MSG Knicks for certain support functions that are provided on a centralized basis and not historically recorded at the component level by MSG Knicks, such as expenses related to executive management, finance, legal, human resources, government affairs, information technology and corporate operating lease costs. Selling, general and administrative expenses generally do not fluctuate in line with changes in the Company’s revenues and direct operating expenses.
Selling, general and administrative expenses for the three months ended September 30, 2026 increased $5,802, or 26%, to $28,088 as compared to the prior year period primarily driven by expenses related to the Distribution of $3,554 and higher employee compensation and related benefits of $1,358.
Restructuring charges
Restructuring charges for the three months ended September 30, 2026 were $211 due to termination benefits provided to certain employees during the current year period. There were no restructuring charges for the three months ended September 30, 2025.
Operating loss
Operating loss for the three months ended September 30, 2026 increased $10,745, or 84%, to $23,588 as compared to the prior year period primarily due to higher selling, general and administrative expenses and higher direct operating expenses.
Income taxes
See Note 14 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Company’s income taxes. Income taxes recognized in the combined financial statements and resulting effective tax rates may not be reflective of the taxes that the Company expects to recognize in the future as a standalone entity.
Changes in laws and regulations have limited and in the future could further limit the availability of tax benefits or deductions that the Company expects to claim or otherwise increase the taxes imposed on the Company’s operations. For example, Section 162(m) of the U.S. Internal Revenue Code generally limits a publicly held corporation’s deduction for compensation paid to each covered employee to $1 million per year. Effective for our tax year beginning on July 1, 2027, Section 162(m) expands the definition of “covered employee” to include the five highest compensated employees for the taxable year other than our principal executive officer, principal financial officer, and the three highest compensated executive officers. This expanded provision will apply to players on the Rangers, and would cause a significant amount of compensation expense to be nondeductible in Fiscal Year 2028 and beyond. See “— Operational Risks —We are subject to governmental regulation, including tax laws and regulations, which can change, and any failure to comply with these regulations may have a material negative effect on our business and results of operations” in our Information Statement.
Adjusted operating income (loss)
The Company evaluates performance based on several factors, of which the key financial measure is operating income (loss) excluding (i) depreciation, amortization and impairments of property and equipment, goodwill and other intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits, (iv) gains or losses on sales or dispositions of businesses, and (v) the impact of purchase accounting adjustments related to business acquisitions, which is referred to as adjusted operating income (loss), a non-GAAP measure.
Management believes that the exclusion of share-based compensation expense allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash.
The Company believes adjusted operating income (loss) is an appropriate measure for evaluating the operating performance of the Company. Adjusted operating income (loss) and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and adjusted operating income (loss) measures as the most important indicators of its business performance and evaluates management’s effectiveness with specific reference to these indicators.
Adjusted operating income (loss) should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since adjusted operating income (loss) is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies. The Company has presented the components that reconcile operating income (loss), the most directly comparable GAAP financial measure, to adjusted operating income (loss).
The following is a reconciliation of operating loss to adjusted operating loss for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
	2026	2025	$	%
Operating loss	$(23,588)	$(12,843)	$(10,745)	(84)%
Depreciation and amortization	576	616
Share-based compensation	1,500	1,800
Restructuring charges	211	—
Adjusted operating loss	$(21,301)	$(10,427)	$(10,874)	NM
______________
NM - Percentage is not meaningful
For the three months ended September 30, 2026, adjusted operating loss increased $10,874 to $21,301 as compared to the prior year period. The increase in adjusted operating loss was primarily due to higher selling, general and administrative expenses and higher direct operating expenses.
Liquidity and Capital Resources
Overview
As further described in “— Introduction — Spin-off Transaction” on October 26, 2026, the Company completed the Rangers Distribution. Although the information set forth in this Quarterly Report on Form 10-Q generally is as of September 30, 2026 and does not give effect to the Rangers Distribution, the information set forth in this section also focuses on the liquidity and capital resources of the Company following the Rangers Distribution.
Our primary sources of liquidity are cash and cash equivalents, cash flow from operations and available borrowing capacity under our credit facility. See Note 11 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the 2025 Rangers Credit Agreement and the Rangers NHL Advance Agreement (each as defined therein). In connection with the Rangers Distribution, a cash contribution of $19,095 was received by the Company from MSG Knicks in October 2026. In addition, subsequent to the Rangers Distribution, the Company received cash payments of $40,905 from MSG Entertainment related to the collection of deferred revenue for suites and sponsorship.
Our principal uses of cash include the operation of our businesses, working capital-related items, and the repayment of outstanding debt, including under the Rangers NHL Advance Agreement.
As of September 30, 2026, we had $51 in Cash and cash equivalents. In addition, as of September 30, 2026, the Company’s deferred revenue obligations were $95,140, net of billed, but not yet collected deferred revenue. This balance is primarily comprised of obligations in connection with tickets and suites. The outstanding balance under the Rangers NHL Advance Agreement was $16,500 as of September 30, 2026. There were no borrowings under the Rangers Revolving Credit Facility as of September 30, 2026.

We regularly monitor and assess our ability to meet our net funding and investing requirements. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, management’s view of a favorable allocation of cash resources, and the timing of cash flow generation. To the extent the Company desires to access alternative sources of funding through the capital and credit markets, restrictions imposed by the NHL and potentially challenging U.S. and global economic and market conditions could adversely impact its ability to do so at that time.
We believe we have sufficient liquidity, including $51 in Cash and cash equivalents as of September 30, 2026 and the cash payments received in connection with the Rangers Distribution discussed above, along with $250,000 of additional available borrowing capacity under the 2025 Rangers Revolving Credit Facility (as of September 30, 2026), to fund our operations and satisfy any obligations for the foreseeable future.
Financing Agreements
See Note 11 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements.
Contractual Obligations
See Note 10 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the Company’s contractual obligations.

Cash Flow Discussion
The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Net loss	$(16,886)	$(10,805)
Adjustments to reconcile net loss to net cash used in operating activities:	(4,348)	(415)
Changes in working capital assets and liabilities	(49,954)	6,109
Net cash used in operating activities	(71,188)	(5,111)
Net cash used in investing activities	(194)	(159)
Net cash provided by financing activities	71,273	5,280
Net (decrease) increase in cash, cash equivalents and restricted cash	$(109)	$10
Operating Activities
Net cash used in operating activities for the three months ended September 30, 2026 increased by $66,077 to $71,188. The increase was primarily due to changes in working capital assets and liabilities, and to a lesser extent, the change in net loss adjusted for non-cash items. The changes in working capital assets and liabilities were primarily driven by (i) a higher decrease in accrued and other liabilities of $30,282, primarily due to higher payments related to league revenue sharing in the current year period, and (ii) a higher increase in net related party receivables of $25,163, primarily related to the timing of receipts under the Arena License Agreement and Sponsorship Sales & Service Agreement in the current year period.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2026 increased by $35 to $194 as compared to the prior year period due to higher capital expenditures in the current year period.
Financing Activities
Net cash provided by financing activities for the three months ended September 30, 2026 increased by $65,993 to $71,273 as compared to the prior year period due to higher transfers from MSG Knicks and MSG Knicks’ subsidiaries in the current year period.
Seasonality of Our Business
The Company’s dependence on revenues from the Rangers generally means that it earns a disproportionate share of its revenues in the second and third quarters of the Company’s fiscal year, which is when the majority of the team’s games are played.

Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued Accounting Pronouncements
See Note 2 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2027. There have been no material changes to the Company’s critical accounting policies from those set forth in our Information Statement.
Goodwill
The carrying amount of goodwill as of September 30, 2026 was $76,423. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and one reporting unit for goodwill impairment testing purposes.
The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, a quantitative assessment is performed by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of the fair value of the Company’s reporting units are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Significant judgments inherent in a discounted cash flow analysis include the selection of the appropriate discount rate, the estimate of the amount and timing of projected future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows. The amount of an impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company elected to perform the qualitative assessment of impairment for the Company’s reporting unit for the fiscal year 2027 impairment test. These assessments considered factors such as:
•macroeconomic conditions;
•industry and market considerations;
•market capitalization;
•cost factors;
•overall financial performance of the reporting unit;
•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.
The Company performed its most recent annual impairment test of goodwill during the first quarter of fiscal year 2027, and there was no impairment of goodwill. Based on this impairment test, the Company concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying amount.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the combined balance sheet as of September 30, 2026:

Sports franchises	$20,378
$20,378
The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis if the Company

(i) determines that such an impairment is more likely than not to exist, or (ii) forgoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For all periods presented, the Company elected to perform a qualitative assessment of impairment for the indefinite-lived intangible assets. These assessments considered the events and circumstances that could affect the significant inputs used to determine the fair value of the intangible asset. Examples of such events and circumstances include:
•cost factors;
•financial performance;
•legal, regulatory, contractual, business or other factors;
•other relevant company-specific factors such as changes in management, strategy or customers;
•industry and market considerations; and
•macroeconomic conditions.
The Company performed its most recent annual impairment test of identifiable indefinite-lived intangible assets during the first quarter of fiscal year 2027, and there were no impairments identified. Based on this impairment test, the Company concluded it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than their carrying amount.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Potential interest rate risk exposure:
We have potential interest rate risk exposure related to outstanding borrowings incurred under our credit facility. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under the credit facility.
Borrowings under our credit facility incur interest, depending on our election, at a floating rate based upon SOFR plus a credit spread adjustment, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. See Note 11 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on our credit facility. As of September 30, 2026, we had no borrowings outstanding under our credit facility.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material effect on the Company.
Item 6. Exhibits
(a)Index to Exhibits

EXHIBIT NO.	DESCRIPTION
2.1
Distribution Agreement, dated as of September 30, 2026, between MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) and MSG Rangers Corp. (formerly MSGS Spinco, Inc.) (incorporated by reference to Exhibit 2.1 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 (file No. 001-43449) filed on September 30, 2026).#

2.2
Contribution Agreement, dated as of September 30, 2026, between MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) and MSG Rangers Corp. (formerly MSGS Spinco, Inc.) (incorporated by reference to Exhibit 2.2 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 (file No. 001-43449) filed on September 30, 2026).#

3.1
Amended and Restated Articles of Incorporation of MSG Rangers Corp. (formerly MSGS Spinco, Inc.), dated October 20, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2026).

3.2
Certificate of Amendment to the Amended and Restated Articles of Incorporation of MSG Rangers Corp. (formerly MSGS Spinco, Inc.), dated October 26, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2026).

3.3
Amended and Restated Bylaws of MSG Rangers Corp. (formerly MSGS Spinco, Inc.), dated October 26, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 27, 2026).

4.1
Registration Rights Agreement, dated October 2, 2026, by and among MSG Rangers Corp. (formerly MSGS Spinco, Inc.) and The Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 27, 2026).#

4.2
Registration Rights Agreement, dated October 2, 2026, by and among MSG Rangers Corp. (formerly MSGS Spinco, Inc.) and The Dolan Family Affiliates (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 27, 2026).#

10.1
Transition Services Agreement, dated as of September 30, 2026, between MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) and MSG Rangers Corp. (formerly MSGS Spinco, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 (file No. 001-43449) filed on September 30, 2026).#

10.2
Tax Disaffiliation Agreement, dated as of September 30, 2026, between MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) and MSG Rangers Corp. (formerly MSGS Spinco, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 (file No. 001-43449) filed on September 30, 2026).#

10.3
Employee Matters Agreement, dated as of September 30, 2026, between MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) and MSG Rangers Corp. (formerly MSGS Spinco, Inc.) (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 (file No. 001-43449) filed on September 30, 2026).

10.4
Standstill Agreement, dated October 2, 2026, between MSG Rangers Corp. (formerly MSGS Spinco, Inc.) and The Dolan Family Group (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 27, 2026).+#

10.5	MSG Rangers Corp. (formerly MSGS Spinco, Inc.) Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2026). †

EXHIBIT NO.	DESCRIPTION
10.6
Employment Agreement dated as of October 26, 2026 between MSG Rangers Corp. (formerly MSGS Spinco, Inc.) and James L. Dolan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2026). †

10.7
Employment Agreement dated as of October 26, 2026 between MSG Rangers Corp. (formerly MSGS Spinco, Inc.) and David Granville-Smith (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 27, 2026). †

10.8
Employment Agreement dated as of October 26, 2026 between MSG Rangers Corp. (formerly MSGS Spinco, Inc.) and Paul DiCicco (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 27, 2026). †

10.9
Employment Agreement dated as of October 26, 2026 between MSG Rangers Corp. (formerly MSGS Spinco, Inc.) and Jamaal T. Lesane (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 27, 2026). †

10.10
NHL Transfer Consent Agreement, dated as of October 23, 2026, between the National Hockey League and New York Rangers LLC, Rangers Holdings, LLC, MSG NYR Holdings, LLC, MSG Rangers Corp. (formerly MSGS Spinco, Inc.), MSG Knicks, LLC (formerly MSG Sports, LLC) and MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2026).#

10.11
Amendment No. 2, dated as of October 1, 2026, to the Second Amended and Restated Credit Agreement, dated as of December 14, 2021, by and among New York Rangers, LLC, the lenders party thereto and JPMorgan Chase Bank N.A., as agent.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from MSG Rangers Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Combined Balance Sheets, (ii) Combined Statements of Operations and Comprehensive Loss, (iv) Combined Statements of Cash Flows, (v) Combined Statements of Divisional Deficit, and (vi) Notes to combined Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL and contained in Exhibit 101.
†    This exhibit is a management contract or a compensatory plan or arrangement.
*    Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
+ Certain confidential information — identified by bracketed asterisks “[*****]” — has been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K because it is both (i) not material and (ii) would be competitively harmful to the Registrant if publicly disclosed.
# Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish the omitted exhibits and schedules to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of November 2026.

MSG Rangers Corp.

By:	/S/ PAUL DICICCO
	Name:	Paul DiCicco
	Title:	Executive Vice President, Chief Financial Officer and Treasurer